Form 10-K/A
period 2002-12-31
MUZAK FINANCE CORP; MUZAK LLC
filed 2003-05-23
CIK 1086484, 1085321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 4, 2003, Muzak LLC (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2002 (the “Initial 10-K”). This Annual Report on Form 10-K/A amends Item 15 of the Initial 10-K to set forth in Muzak Holdings LLC’s “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” the condensed consolidating financial information as required by Rule 3-10 of SEC Regulation S-X for the years ended 2002, 2001, and 2000 for certain of the Company’s subsidiaries. In addition, this Annual Report on Form 10-K/A reclassifies an “extraordinary loss on extinguishment of debt” in 2000 to “loss from extinguishment on debt” for both Muzak LLC and Muzak Holdings LLC in accordance with the adoption of Statement of Financial Accounting Standards No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of May 2003.

MUZAK LLC MUZAK FINANCE CORP.

By:	/s/ WILLIAM A. BOYD
William A. Boyd Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the 23rd day of May 2003.

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

May 23, 2003

/s/    Stephen P. Villa

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

May 23, 2003

/s/    William A. Boyd

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

MUZAK LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Music and other business services	$162,999	$150,472	$138,167
Equipment and related services	54,757	52,889	53,981

	217,756	203,361	192,148

Cost of revenues:
Music and other business services (excluding $44,581, $37,189, and $30,526 of depreciation and amortization expense)	34,467	31,172	29,756
Equipment and related services	43,754	40,335	39,019

	78,221	71,507	68,775

	139,535	131,854	123,373

Selling, general and administrative expenses	72,023	68,107	63,798
Depreciation and amortization expense	70,109	75,668	63,125

Loss from operations	(2,597)	(11,921)	(3,550)
Other income (expense):
Interest expense	(28,580)	(32,339)	(40,033)
Other, net	192	(481)	(437)
Loss from extinguishment of debt	—	—	(1,418)

Loss before income taxes	(30,985)	(44,741)	(44,020)
Income tax benefit	(956)	(595)	(1,082)

Net loss	$(30,029)	$(44,146)	$(44,356)

The Notes are an integral part of these consolidated financial statements.

MUZAK LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,029)	$(44,146)	$(44,356)
Adjustments to derive cash flow from operating activities:
(Gain) loss on disposal of fixed assets	(27)	109	554
Loss from extinguishment of debt	—	—	1,418
Deferred income tax benefit	(1,365)	(628)	(1,111)
Depreciation and amortization	70,109	75,668	63,125
Amortization of deferred financing fees	1,978	1,581	1,465
Amortization of deferred subscriber acquisition costs	12,387	9,516	5,786
Deferred subscriber acquisition costs	(16,355)	(16,404)	(18,371)
Unearned installment income	(1,384)	(659)	(807)
Change in certain assets and liabilities, net of business acquisitions:
(Increase) decrease in accounts receivable	(2,218)	13,753	(9,723)
(Increase) decrease in inventory	(1,999)	1,685	(135)
(Decrease) increase in accrued expenses	(2,375)	1,770	(8,563)
(Decrease) increase in accounts payable	1,442	(3,984)	6,191
(Decrease) increase in advance billings	170	(1,240)	(3)
Other, net	1,255	1,014	1,074

Net cash provided by (used in) operating activities	31,589	38,035	(3,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash	—	(979)	(44,665)
Proceeds from the sale of fixed assets	41	313	239
Capital expenditures for property and equipment and intangible assets	(38,830)	(42,242)	(45,683)

Net cash used in investing activities	(38,789)	(42,908)	(90,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in book overdrafts	2,987	(5,322)	(6,820)
Borrowings under senior credit facility	—	—	10,000
Repayments of senior credit facility	(6,693)	(5,193)	(3,600)
Borrowings under revolving loan	15,000	19,800	39,400
Repayments under revolving loan	(10,000)	(2,500)	(60,400)
Proceeds from contributions by Parent	—	—	118,426
Repayment of notes payable to related parties	—	—	(3,000)
Proceeds from issuance of notes payable to related party	10,000	—	—
Payment of interest rate protection agreement	(372)	—	—
Borrowing of floating rate notes	—	—	36,000
Repayment of floating rate notes	—	—	(36,540)
Proceeds from sale of interest swap	—	—	4,364
Repayments of other debt	(2,600)	(2,341)	(2,038)
Financing fees paid on behalf of member	(70)	—	—
Payment of fees associated with financing	(1,854)	—	(1,490)

Net cash provided by financing activities	6,398	4,444	94,302

INCREASE (DECREASE) IN CASH	(802)	(429)	737
CASH, BEGINNING OF PERIOD	2,583	3,012	2,275

CASH, END OF PERIOD	$1,781	$2,583	$3,012

Significant non-cash activities:
Equity contribution from parent	$—	$33,707	$1,116
Capital lease obligations	2,030	1,691	4,550

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

Pursuant to the adoption of FASB Statement No. 145, “Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company reclassified $1.4 million from extraordinary loss on extinguishment of debt to “loss from extinguishment of debt” for the year ended December 31, 2000. The loss resulted from the early extinguishment of $36.0 million Senior Subordinated Floating Rate Notes (the “Floating Rate Notes”) at 101.50% on October 19, 2000. The loss also included the write off of deferred financing fees associated with the Floating Rate Notes.

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

MUZAK LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Quarterly Financial Data (Unaudited): (In Thousands)

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$50,963	$54,069	$56,166	$56,558
Cost of revenues, excluding depreciation and amortization(a)	17,318	21,931	19,653	19,319
Income (loss) from operations(b)	(2,276)	(3,121)	1,015	1,785
Net Loss	(9,701)	(9,748)	(5,430)	(5,150)

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$49,968	$50,736	$50,526	$52,131
Cost of revenues, excluding depreciation and amortization(c)	16,647	16,910	17,915	20,035
Loss from operations(d)	(2,988)	(1,811)	(3,078)	(4,044)
Net Loss	(11,838)	(9,505)	(10,717)	(12,086)

	Fiscal 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$43,695	$48,016	$49,859	$50,578
Cost of revenues, excluding depreciation and amortization	15,704	18,241	17,963	16,867
Loss from operations	(145)	(2,028)	(357)	(1,020)
Net Loss	(9,788)	(12,807)	(11,019)	(10,742)

(a)	The second quarter of 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses.
(b)	The first quarter of 2002 includes a $0.5 million charge in connection with exploring various financing alternatives.
(c)	The fourth quarter of 2001 includes a $1.2 million charge related to a license fee audit.
(d)	The first quarter of 2001 includes a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.

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

As discussed in Note 15 to the consolidated financial statements, the Company has revised its financial statements to include the information that is required by Rule 3-10 of Securities Exchange Commission Regulation S-X regarding the guarantees of the Company’s Senior Subordinated Notes.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002 and Statement of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” on January 1, 2001.

/s/    PricewaterhouseCoopers LLP

Charlotte, North Carolina

February 21, 2003, except for Note 15,  for which the date is May 1, 2003

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

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
Revenues:
Music and other business services	$162,999	$150,472	$138,167
Equipment and related services	54,757	52,889	53,981

	217,756	203,361	192,148

Cost of revenues:
Music and other business services (excluding $44,581, $37,189, and $30,526 of depreciation and amortization expense)	34,467	31,172	29,756
Equipment and related services	43,754	40,335	39,019

	78,221	71,507	68,775

	139,535	131,854	123,373

Selling, general and administrative expenses	72,023	68,107	63,798
Depreciation and amortization expense	70,109	75,668	63,125

Loss from operations	(2,597)	(11,921)	(3,550)
Other income (expense):
Interest expense	(36,533)	(39,390)	(46,288)
Other, net	192	(481)	(437)
Loss from extinguishment of debt	—	—	(1,418)

Loss before income taxes	(38,938)	(51,792)	(50,275)
Income tax benefit	(956)	(595)	(1,082)

Net loss	$(37,982)	$(51,197)	$(50,611)

The Notes are an integral part of these consolidated financial statements.

MUZAK HOLDINGS LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,982)	$(51,197)	$(50,611)
Adjustments to derive cash flow from operating activities:
Loss from extinguishment of debt	—	—	1,418
(Gain) Loss on disposal of fixed assets	(27)	109	554
Deferred income tax benefit	(1,365)	(628)	(1,111)
Depreciation and amortization	70,109	75,668	63,125
Amortization of senior discount notes	7,623	6,722	5,925
Amortization of deferred financing fees	2,308	1,910	1,795
Amortization of deferred subscriber acquisition costs	12,387	9,516	5,786
Deferred subscriber acquisition costs	(16,355)	(16,404)	(18,371)
Unearned installment income	(1,384)	(659)	(807)
Change in certain assets and liabilities, net of business acquisitions:
(Increase) decrease in accounts receivable	(2,218)	13,753	(9,723)
(Increase) decrease in inventory	(1,999)	1,685	(135)
(Decrease) increase in accrued expenses	(2,375)	1,770	(8,563)
Increase (decrease) in accounts payable	1,442	(3,984)	6,191
(Decrease) increase in advance billings	170	(1,240)	(3)
Other, net	1,255	1,014	1,074

Net cash provided by (used in) operating activities	31,589	38,035	(3,456)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, net of cash	—	(979)	(44,665)
Proceeds from the sale of fixed assets	41	313	239
Capital expenditures for property and equipment and intangibles	(38,830)	(42,242)	(45,683)

Net cash used in investing activities	(38,789)	(42,908)	(90,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in book overdrafts	2,987	(5,322)	(6,820)
Borrowings under revolver	15,000	19,800	39,400
Repayment of revolver	(10,000)	(2,500)	(60,400)
Borrowings from senior credit facility	—	—	10,000
Repayments of senior credit facility	(6,693)	(5,193)	(3,600)
Proceeds from sale of interest rate swap	—	—	4,364
Proceeds from issuance of preferred stock, net of fees	—	—	82,790
Proceeds from issuance of membership units	—	—	35,636
Repayment of floating rate notes	—	—	(36,540)
Borrowing of floating rate notes	—	—	36,000
Repayment of notes payable to related parties	—	—	(3,000)
Proceeds from issuance of notes payable to related party	10,000	—	—
Payment of interest rate protection agreement	(372)	—	—
Repayments of other debt	(2,600)	(2,341)	(2,038)
Payment of fees associated with the financing	(1,924)	—	(1,490)

Net cash provided by financing activities	6,398	4,444	94,302

INCREASE (DECREASE) IN CASH	(802)	(429)	737
CASH, BEGINNING OF PERIOD	2,583	3,012	2,275

CASH, END OF PERIOD	$1,781	$2,583	$3,012

Significant non-cash activities:
Issuances of common stock in connection with acquisitions	—	143	1,258
Issuances of common stock in connection with conversion of sponsor notes	—	35,435	—
Capital lease obligations	2,030	1,691	4,550

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

Pursuant to the adoption of FASB Statement No. 145, “Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the Company reclassified $1.4 million from extraordinary loss on extinguishment of debt to “loss from extinguishment of debt” for the year ended December 31, 2000. The loss resulted from the early extinguishment of $36.0 million Senior Subordinated Floating Rate Notes (the “Floating Rate Notes”) at 101.50% on October 19, 2000. The loss also included the write off of deferred financing fees associated with the Floating Rate Notes.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The holders of the preferred units have the option to cause the Company to redeem their preferred units under the terms of the Securities Purchase Agreement at any time after October 17, 2011 or upon a change of control. In addition, upon a change of control, the holders of the preferred units have the option to cause the Company to redeem all or any portion of the purchased Class A Units under the terms of the Securities Purchase Agreement. All of the redemptions at the option of the holders of the preferred units are subject to a prepayment premium of up to 5% based on the amount distributed in the redemption.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

priorities, holders of Class A, Class A-1, and Class A-2 units are entitled to participate pro rata with other holders of common units in such residual value. As of December 31, 2002, the Company had 123,494 Class A units outstanding and 8,928 Class A-1 units outstanding. There were no outstanding Class A-2 units as of December 31, 2002.

Non Voting Units

The Class B units are non-voting equity interests in the Company which are divided into four subclasses, Class B-1 units, Class B-2 units, Class B-3 units, and Class B-4 units. Each holder of Class B units is entitled to participate in Last Priority Distributions, if any, provided that Priority Distributions on all voting interests have been paid in full. The Company is authorized to issue Class B-5 units, however no B-5 units are outstanding as of December 31, 2002. The Class B-1 units, B-2 units, and B-3 units have a vesting period of five years, and the Class B-4 units vest immediately upon issuance. Upon a change in control, as defined, all of these units become fully vested and exercisable. As of December 31, 2002 and 2001, the Company had 2,793 and 2,500 B-1 units outstanding, respectively. As of December 31, 2002 and 2001, the Company had 2,805 and 2,508 B-2 units outstanding, respectively. As of December 31, 2002 and 2001 the Company had 2,819 and 2,516 B-3 units outstanding, respectively. As of December 31, 2002 and 2001, the Company had 3,002 B-4 units outstanding. Pursuant to the terms of certain individual employment agreements, the Company has provided key employees with equity units of the Company. In the event of employee termination, the Company retains the right to repurchase unvested units at the original purchase price. Units vest over five years.

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

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

15.    Guarantors

The following schedules set forth condensed consolidating financial information as required by Rule 3-10 of Securities and Exchange Commission Regulation S-X for 2002, 2001 and 2000 for (1) Muzak Holdings, LLC, (2) Muzak LLC, a co-issuer of the Senior Subordinated Notes, (3) Muzak Finance Corp., a co-issuer of the Senior Subordinated Notes and a wholly-owned subsidiary of Muzak LLC, and (4) on a combined basis, the subsidiary guarantors of the Senior Subordinated Notes which include MLP Environmental Music, LLC, Business Sound, Inc., BI Acquisition, LLC, Audio Environments, Inc, Background Music Broadcasters, Inc., Muzak Capital Corporation, Telephone Audio Productions, Inc., Muzak Houston, Inc., Vortex Sound Communications Company, Inc., and Music Incorporated, and a subsidiary that is not a guarantor of the Senior Subordinated Notes. The guarantor subsidiaries are direct and indirect wholly-owned subsidiaries of Muzak Holdings, LLC and have fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes of Muzak LLC and Muzak Finance Corp. Muzak Holdings, LLC has also fully and unconditionally, jointly and severally, guaranteed the Senior Subordinated Notes. The subsidiary that does not guarantee the Senior Subordinated Notes represents less than 3% of consolidated total assets, members’ interest, revenues, loss before income taxes and cash flow from operating activities. Therefore, the non-guarantor subsidiary information is not separately presented in the tables below but rather is included in the column labeled “Guarantor Subsidiaries”.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets as of December 31, 2002 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$1,781	$—	$—	$—	$1,781
Accounts receivable, net	—	25,298	—	1,233	—	26,531
Inventories	—	11,401	—	—	—	11,401
Prepaid expenses and other assets	—	1,719	—	—	—	1,719

Total current assets	—	40,199	—	1,233	—	41,432
Property and equipment, net	—	109,699	—	1,190	—	110,889
Intangible assets, net	—	244,913	—	25,843	—	270,756
Deferred subscriber acquisition costs and other assets, net	2,050	51,114	2,177	5	(2,177)	53,169
Advances to/from subsidiaries	—	62	—	—	(62)	—
Investment in subsidiaries	118,379	22,333	—	—	(140,712)	—

Total assets	$120,429	$468,320	$2,177	$28,271	$(142,951)	$476,246

Liabilities and Members’ Interest

Current liabilities:
Accounts payable	$—	$10,002	$—	$47	$—	$10,049
Accrued expenses	—	17,267	3,312	1,037	(3,312)	18,304
Current maturity of other liabilities	—	2,924	—	—	—	2,924
Current maturities of long term debt	—	7,769	—	86	—	7,855
Advance billings	—	1,040	—	—	—	1,040

Total current liabilities	—	39,002	3,312	1,170	(3,312)	40,172

Long-term debt	64,484	293,371	115,000	2,059	(115,000)	359,914
Related party notes	—	10,000	—	—	—	10,000
Other liabilities	—	7,568	—	2,647	—	10,215
Advances to/from subsidiaries	—	—	—	62	(62)	—
Mandatorily redeemable preferred units	109,114	—	—	—	—	109,114

Members’ interest/Shareholder equity	(53,169)	118,379	(116,135)	22,333	(24,577)	(53,169)

Total liabilities and members’ interest	$120,429	$468,320	$2,177	$28,271	$(142,951)	$476,246

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations for the year ended December 31, 2002

(In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues:
Music and other business services	$—	$155,910	$—	$7,089	$—	$162,999
Equipment and related services	—	54,757	—	—	—	54,757

	—	210,667	—	7,089	—	217,756

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	32,090	—	2,377	—	34,467
Equipment and related services	—	43,754	—	—	—	43,754

	—	75,844	—	2,377	—	78,221

	—	134,823	—	4,712	—	139,535

Selling, general and administrative expenses	—	70,259	—	1,764	—	72,023
Depreciation and amortization expense	—	65,829	—	4,280	—	70,109
Management fee	—	(1,418)	—	1,418	—	—

Income (loss) from operations	—	153	—	(2,750)	—	(2,597)
Other income (expense):
Interest expense	(7,953)	(28,370)	(11,774)	(210)	11,774	(36,533)
Other, net	—	208	—	(16)	—	192
Equity in earnings of subsidiaries**	(30,029)	(2,020)	—	—	32,049	—

Loss before income taxes	(37,982)	(30,029)	(11,774)	(2,976)	43,823	(38,938)
Income tax benefit	—	—	—	(956)	—	(956)

Net loss	$(37,982)	$(30,029)	$(11,774)	$(2,020)	$43,823	$(37,982)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2002 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$30,757	—	$832	—	$31,589

Cash Flows from Investing Activities:
Proceeds from sale of fixed assets	—	41	—	—	—	41
Capital expenditures for property and equipment and intangibles	—	(38,830)	—	—	—	(38,830)

Net cash used in investing activities	—	(38,789)	—	—	—	(38,789)

Cash Flows from Financing Activities:
Change in book overdrafts	—	2,987	—	—	—	2,987
Borrowings under revolver	—	15,000	—	—	—	15,000
Repayment under revolver	—	(10,000)	—	—	—	(10,000)
Repayments of senior credit facility	—	(6,693)	—	—	—	(6,693)
Proceeds from issuance of note payable to related party	—	10,000	—	—	—	10,000
Repayment of interest rate protection agreement	—	(372)	—	—	—	(372)
Repayments of other debt	—	(2,520)	—	(80)	—	(2,600)
Payment of fees associated with financing	—	(1,924)	—	—	—	(1,924)
Advances to/from subsidiaries	—	752	—	(752)	—	—

Net cash provided by/(used in) financing activities	—	7,230	—	(832)	—	6,398

Decrease in cash	—	(802)	—	—	—	(802)

Cash, beginning of period	—	2,583	—	—	—	2,583

Cash, end of period	$—	$1,781	$—	$—	$—	$1,781

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Balance Sheets as of December 31, 2001 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Assets

Current assets:
Cash	$—	$2,583	$—	$—	$—	$2,583
Accounts receivable, net	—	22,632	—	1,681	—	24,313
Inventories	—	9,402	—	—	—	9,402
Prepaid expenses and other assets	—	1,441	—	—	—	1,441

Total current assets	—	36,058	—	1,681	—	37,739

Property and equipment, net	—	116,338	—	1,681	—	118,019
Intangible assets, net	—	262,914	—	29,632	—	292,546
Deferred subscriber acquisition costs and other assets net	2,382	47,631	2,594	7	(2,594)	50,020
Advances to/from subsidiaries	—	1,008	—	—	(1,008)	—
Investment in subsidiaries	146,533	24,353	—	—	(170,886)	—

Total assets	$148,915	$488,302	$2,594	$33,001	(174,488)	$498,324

Liabilities and Members’ Interest

Current liabilities:
Accounts payable	$—	$4,951	$—	$241	$—	$5,192
Accrued expenses	—	20,333	3,312	945	(3,312)	21,278
Current maturity of other liabilities	—	4,115	—	—	—	4,115
Current maturities of long term debt	—	6,695	—	80	—	6,775
Advance billings	—	870	—	—	—	870

Total current liabilities	—	36,964	3,312	1,266	(3,312)	38,230
Long term debt	56,861	295,923	115,000	2,361	(115,000)	355,145
Other liabilities	—	8,882	—	4,013	—	12,895
Advances to/from subsidiaries	—	—	—	1,008	(1,008)	—
Mandatorily redeemable preferred units	92,266	—	—	—	—	92,266
Members’ interest/Shareholder equity	(212)	146,533	(115,718)	24,353	(55,168)	(212)

Total liabilities and members’ interest	$148,915	$488,302	$2,594	$33,001	$(174,488)	$498,324

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations for the year ended December 31, 2001 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues:
Music and other business services	$—	$141,767	$—	$8,705	$—	$150,472
Equipment and related service	—	52,889	—	—	—	52,889

	—	194,656	—	8,705	—	203,361

Cost of Revenues:						—
Music and other business services excluding depreciation and amortization expense	—	29,264	—	1,908	—	31,172
Equipment and related service	—	40,335	—	—	—	40,335

	—	69,599	—	1,908	—	71,507

	—	125,057	—	6,797	—	131,854

Selling, general and administrative expenses	—	67,220	—	887	—	68,107
Depreciation and amortization expense	—	70,990	—	4,678	—	75,668
Management fee	—	(6,754)	—	6,754	—	—

Loss from operations	—	(6,399)	—	(5,522)	—	(11,921)

Other income (expense):
Interest expense	(7,052)	(32,123)	(11,774)	(215)	11,774	(39,390)
Other, net	—	(449)	—	(32)	—	(481)
Equity in earnings of subsidiaries**	(44,145)	(5,174)	—	—	49,319	—

Loss before income taxes	(51,197)	(44,145)	(11,774)	(5,769)	61,093	(51,792)
Income tax benefit	—	—	—	(595)	—	(595)

Net loss	$(51,197)	$(44,145)	$(11,774)	$(5,174)	$61,093	$(51,197)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2001 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash provided by operating activities	$—	$37,475	$—	$560	$—	$38,035

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(979)	—	—	—	(979)
Proceeds from sale of fixed assets	—	313	—	—	—	313
Capital expenditures for property and equipment and intangibles	—	(42,242)	—	—	—	(42,242)

Net cash used in investing activities	—	(42,908)	—	—	—	(42,908)

Cash Flows from Financing Activities:
Change in book overdrafts	—	(5,322)	—	—	—	(5,322)
Borrowings of revolver	—	19,800	—	—	—	19,800
Repayment of revolver	—	(2,500)	—	—	—	(2,500)
Repayments of senior credit facility	—	(5,193)	—	—	—	(5,193)
Repayments of other debt	—	(2,267)	—	(74)	—	(2,341)
Advances to/from subsidiaries	—	490	—	(490)	—	—

Net cash provided by/(used in) financing activities	—	5,008	—	(564)	—	4,444

Decrease in cash	—	(425)	—	(4)	—	(429)

Cash, beginning of period	—	3,008	—	4	—	3,012

Cash, end of period	$—	$2,583	$—	$—	$—	$2,583

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulations S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Operations for the year ended December 31, 2000 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Revenues:
Music and other business services	$—	$130,261	$—	$7,906	$—	$138,167
Equipment and related services	—	53,981	—	—	—	53,981

	—	184,242	—	7,906	—	192,148

Cost of Revenues:
Music and other business services excluding depreciation and amortization expense	—	27,685	—	2,071	—	29,756
Equipment and related services	—	39,019	—	—	—	39,019

	—	66,704	—	2,071	—	68,775

	—	117,538	—	5,835	—	123,373

Selling, general and administrative expenses	—	62,490	—	1,308	—	63,798
Depreciation and amortization expense	—	59,119	—	4,006	—	63,125
Management fee	—	(5,147)	—	5,147	—	—

Income (loss) from operations	—	1,076	—	(4,626)	—	(3,550)

Other income (expense)
Interest expense	(6,255)	(39,813)	(11,774)	(220)	11,774	(46,288)
Other, net	—	(437)	—	—	—	(437)
Loss from extingushment of debt	—	(1,418)	—	—	—	(1,418)
Equity in earnings of subsidiaries**	(44,356)	(3,764)	—	—	48,120	—

Loss before income taxes	(50,611)	(44,356)	(11,774)	(4,846)	59,894	(51,693)
Income tax benefit	—	—	—	(1,082)	—	(1,082)

Net loss	$(50,611)	$(44,356)	$(11,774)	$(3,764)	$59,894	$(50,611)

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.
**	Amount excludes the net loss of Muzak Finance Corp (which is a wholly-owned subsidiary of Muzak LLC) as the interest expense recorded by Muzak Finance Corp, which relates solely to the Senior Subordinated Notes, is also reflected in Muzak LLC’s results of operations due to both of these entities being co-issuers of the Senior Subordinated Notes. Muzak Finance Corp has no results of operations other than the interest expense on the Senior Subordinated Notes.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Condensed Consolidating Statements of Cash Flows for the year ended December 31, 2000 (In thousands)

	Muzak Holdings LLC (Parent)	Muzak LLC (Co-issuer)	Muzak Finance Corp (Co-issuer)	Combined Guarantor Subsidiaries*	Eliminations	Consolidated
Cash Flows from Operating Activities:
Net cash used in operating activities	$—	$(1,439)	$—	$(2,017)	$—	$(3,456)

Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	—	(44,665)	—	—	—	(44,665)
Proceeds from sale of fixed assets	—	239	—	—	—	239
Capital expenditures for property, plant and equipment and intangibles	—	(45,683)	—	—	—	(45,683)
Investment in subsidiaries	(118,426)	—	—	—	118,426	—

Net cash used in investing activities	(118,426)	(90,109)	—	—	118,426	(90,109)

Cash Flows from Financing Activities:
Change in book overdrafts	—	(6,820)	—	—	—	(6,820)
Borrowings under revolver	—	39,400	—	—	—	39,400
Repayment under revolver	—	(60,400)	—	—	—	(60,400)
Borrowings from senior credit facility	—	10,000	—	—	—	10,000
Repayments of senior credit facility	—	(3,600)	—	—	—	(3,600)
Proceeds from sale of interest rate swap	—	4,364	—	—	—	4,364
Proceeds from issuance of preferred stock, net of fees	82,790	—	—	—	—	82,790
Proceeds from issuance of membership units	35,636	—	—	—	—	35,636
Repayment of floating rate notes	—	(36,540)	—	—	—	(36,540)
Borrowing of floating rate notes	—	36,000	—	—	—	36,000
Repayment of note payable to related parties	—	(3,000)	—	—	—	(3,000)
Repayments of other debt	—	(1,970)	—	(68)	—	(2,038)
Payment of fees associated with financing	—	(1,490)	—	—	—	(1,490)
Proceeds from contributions by parent	—	118,426	—	—	(118,426)	—
Advances to/from subsidiaries	—	(1,919)	—	1,919	—	—

Net cash provided by/(used in) financing activities	118,426	92,451	—	1,851	(118,426)	94,302

Increase (decrease) in cash	—	903	—	(166)	—	737
Cash, beginning of period	—	2,105	—	170	—	2,275

Cash, end of period	$—	$3,008	$—	$4	$—	$3,012

*	Includes a non-guarantor subsidiary which is considered to be “minor” as defined by Rule 3-10 of Regulation S-X.

MUZAK HOLDINGS LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Quarterly Financial Data (Unaudited): (In Thousands)

The quarterly data below is based on the Company’s fiscal periods.

	Fiscal 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$50,963	$54,069	$56,166	$56,558
Cost of revenues, excluding depreciation and amortization(a)	17,318	21,931	19,653	19,319
Income (loss) from operations(b)	(2,276)	(3,121)	1,015	1,785
Net Loss	(11,546)	(11,784)	(7,466)	(7,186)

	Fiscal 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$49,968	$50,736	$50,526	$52,131
Cost of revenues, excluding depreciation and amortization(c)	16,647	16,910	17,915	20,035
Loss from operations(d)	(2,988)	(1,811)	(3,078)	(4,044)
Net Loss	(13,473)	(11,311)	(12,523)	(13,890)

	Fiscal 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Revenue	$43,695	$48,016	$49,859	$50,578
Cost of revenues, excluding depreciation and amortization	15,704	18,241	17,963	16,867
Loss from operations	(145)	(2,028)	(357)	(1,020)
Net Loss	(11,241)	(14,409)	(12,621)	(12,340)

(a)	The second quarter of 2002 includes a $3.1 million charge to increase reserves for estimated prior period licensing royalties and related expenses.
(b)	The first quarter of 2002 includes a $0.5 million charge in connection with exploring various financing alternatives.
(c)	The fourth quarter of 2001 includes a $1.2 million charge related to a license fee audit.
(d)	The first quarter of 2001 includes a charge of $0.7 million related to the postponed private placement of Senior Subordinated Notes.

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